Form 10QSB
period 2004-09-30
Oxford Media Corp
filed 2004-11-23
CIK 1297385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

--- OF 1934

For the quarterly period ended September 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

--- ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-26790

OXFORD MEDIA CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE 33-0835568 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

One Technology Drive

Building H

Irvine, CA 92618

(Address of principal executive offices)

(949) 753-0593

(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

State the number of shares outstanding of each of

the issuer's classes of common equity, as of the

latest practicable date: at November 19, 2004:

2,975,000

Transitional Small Business Disclosure Format (Check one): Yes    No X

OXFORD MEDIA CORP

CONDENSED BALANCE SHEETS

(Unaudited)

                                                                                                                                           SEPTEMBER 30,     DECEMBER 31,

                                                                                                                                                    2004                          2003

                                                                                                                                          ----------------------   -----------------------

                                               ASSETS

CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   1,839                $          -

  Advances and Deposits    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,000                            -

                                                                                                                                             --------------------         -----------------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    6,839                            -

PROPERTY AND EQUIPMENT

   Furniture and Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,861                             -

   Leasehold Improvements  . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . .               18,835                            -

                                                                                                                                            --------------------         -----------------

                                                                                                                                                   26,696                           -

  Less Accumulated Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . . . . .                1,177                           -

                                                                                                                                            --------------------         -----------------

    TOTAL PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                25,519                          -

  OTHER ASSETS

    Loan receivable from eMod Systems, Inc. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              81,500                          -

                                                                                                                                           --------------------         -----------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 113,858                  $       -

                                                                                                                                         =============        ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              139,947                               1,245

  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                58,400                               1,600

                                                                                                                                          --------------------         ------------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           198,347                               2,845

                                                                                                                                          --------------------         ------------------

STOCKHOLDERS' DEFICIT

  Preferred stock - $0.01 par value;

   1,000,000 shares authorized;   none outstanding

  Common stock - $0.01 par value; 50,000,000 shares authorized;                                            -                                    -

    2,975,000 and 1,800,000 shares issued and outstanding  . . . . . . . . . . . . .. .                       29,750                           18,000

Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13,720,486                    13,131,336

 Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (13,834,725)                  (13,152,181)

                                                                                                                                        --------------------         ------------------

    TOTAL STOCKHOLDERS’ DEFICIT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (84,489)                      (2,845)

                                                                                                                                        --------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . .            $   113,858               $            -

                                                                                                                                        ============        ===========

The accompanying notes are an integral part of these condensed financial statements.

2

OXFORD MEDIA CORP.

CONDENSED  STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                       For the Three Months             For the Nine Months

                                                                                                                        Ended September 30,             Ended September 30,

                                                                                                                      --------------------------------    ------------------------------

                                                                                                                            2004             2003               2004                2003

   ----------------   --------------     ---------------    -------------

Revenues

    Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         -             $     -             $      -                 $     -

    Cost of products sold    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                    -                     -                        -

                                                                                                                       ----------------   --------------     ---------------    -------------

        Gross Profit    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                   -                     -                        -

                                                                                                                       ----------------   --------------     ---------------    -------------

Operating Expenses

General and administrative allocation

    from parent    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            111,736          227,000          477,536           685,000

General and administrative  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         159,408                 473          159,408               1,273

Stock based compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45,600             -                     45,600

-

                  ----------------   --------------     ---------------    -------------

      Total Operating Expenses

         316,744

   227,473         682,544            686,273

   ----------------   --------------     ---------------    -------------

Net Income (Loss)

                    ($316,744)     ($227,473)     ($682,544)       ($686,273)

                 ==========  =========   =========    =========

Basic and Diluted Loss per

    Common Share

        ($0.14)            ($0.13)          ($ 0.34)            ($0.38)

                ==========  =========   =========    =========

Weighted average number of common shares used in per

 share calculations                                                                                          2,341,250       1,800,000        2,016,500        1,800,000

                                                                                                                    ==========  =========   =========    =========

The accompanying notes are an integral part of these condensed financial statements.

OXFORD MEDIA CORP.

CONDENSED  STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                FOR THE NINE MONTHS

                                                                                                                                                 ENDED SEPTEMBER 30,

                                                                                                                                         -------------------------------------------

                                                                                                                                                    2004                       2003

                                                                                                                                           -------------------   ---------------------

Cash Flows From Operating Activities:

  Net ioss    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ($ 682,544)            ($686,273)

    Adjustments to reconcile net loss to net

    cash used by operating activities:

    Non-cash expenses allocated from parent  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      365,000                 685,000

    Notes issued for consulting expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       40,000                     -

    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         1,177                      -

    Stock based compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      45,600                      -

  Changes in assets and liabilities:

    Advances and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (5,000)                    -

    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .                     85,806                       473

    Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .                                 56,800                        800

                                                                                                                                            ------------------   -------------------

  Net Cash Used in Operating Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (93,161)                    -

Investing Activities:

  Advances to eMod Systems, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (81,500)                     -

                                                                                                                                          ------------------    ------------------

  Net Cash Used in Investing Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (81,500)                     -

Financing Activities:

  Stock Issued for Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  176,500                      -

                                                                                                                                            -------------------    -----------------

  Net Cash Provided by Financing Activities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              176,500                      -

                                                                                                                                          -------------------   ------------------

Net Increase  in Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,839                      -

Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .                   -                         -

                                                                                                                                          -------------------   ------------------

Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    . .   $     1,839          $          -

                                                                                                                                          ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued in conversion of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . $   13,800        $          -

Purchase of leasehold improvements and equipment by increase in accounts payable . . . $   26,696        $          -

The accompanying notes are an integral part of these condensed financial statements.

OXFORD MEDIA CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Oxford Media Corp. (the “Company”) was formed effective October 1, 1999, when Mergence Corporation (“Mergence”) (formerly eSynch Corporation) completed the acquisition of Oxford Media Corporation (“Oxford”), which was engaged in DVD video encoding, compression and authoring. Under the Agreement, the shareholders of Oxford exchanged all the outstanding shares of Oxford common stock for 450,000 shares of the Mergence’s common stock. The acquisition was accounted for using the purchase method of accounting and the purchase price of the acquired assets was computed to be $720,000, which was attributed to the assets acquired including software licenses in the amount of $100,000 and goodwill in the amount of $119,900. Mergence received a nonexclusive license from Oxford Management Corporation, a Nevada corporation, for a license of proprietary software and source code for a video-on-demand hotel pay-per-view system. The value of the software license was included in other assets of Mergence and was amortized over three years. At December 31, 2001, management evaluated the goodwill for impairment and, based on an analysis of estimated future cash flows, management determined that the goodwill was impaired. Accordingly, the Company recognized an impairment loss in the amount of the $29,973 to reduce the remaining unamortized carrying value of the goodwill to its estimated discounted net future cash flows.  Due to a lack of resources, the Company curtailed all operational activities on September 30, 2002 and abandoned its operating equipment resulting in an impairment loss of $20,501. The Company then refocused operations to explore opportunities in the hospitality video on demand market and TV over Broadband Internet Protocol (“IPTV”) for business and home use through the Internet and wireless systems.

The primary operations of the Company have consisted of developing and marketing video-on-demand services and video streaming through the Internet and DVD video encoding, compression and authoring.  The Company is focusing on acquiring digital video on demand companies.

On July 29, 2004, the Board of Directors of the Company agreed to forward spilt the then outstanding 300 shares of common stock 600 to 1 to change the issued and outstanding stock of the Company to 1,800,000 shares. This change has been retroactively included in the financial statements for all periods.

The Company has been a 100% subsidiary of Mergence since its formation on October 1, 1999. In the year ended December 31, 2002 Mergence forgave all net advances made and owing from the Company in the amount of $339,336. The Company recognized this transaction as a noncash capital contribution during 2002. In February 2004, the Board of Directors of Mergence elected to spin out the stock of the Company to the shareholders of Mergence; however, that transaction was not completed and Mergence sold the Company to three individuals (“buyers”), including two officers of the Mergence whereby the buyers forgave $108,000 of Mergence’s indebtness in exchange for all of the shares of Oxford (1,800,000 shares) held by the Company.  As part of the Agreement, Oxford assumed certain liabilities of the Mergence totaling $125,319.  Further the Buyers agreed that Oxford will issue 800,000 newly issued shares of its common stock to Mergence Corporation shareholders pro-rata from a list provided by the Company and that prior to such issuance, will file with the Securities and Exchange Commission, pursuant to the Securities Act of 1933, a registration statement covering the shares.  The issuance shall be made by Oxford when and if the registration statement shall have been declared effective by the Securities and Exchange Commission.  Oxford intends to prepare and file a registration statement on Form SB-2 as soon as possible, at the Oxford’s cost, in order to make the share issuance in accordance with the Securities Act of 1933.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.  The Company was allocated one-third of operating expenses of its parent company since exception which allocation was based upon the parent owning two subsidiaries.

Business Condition - The accompanying financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations from inception totaling $13,834,725 at September 30, 2004 including allocations from Mergence for operating expenses. The Company suffered negative cash flows from operating activities nine months ended September 30, 2004. In addition, the Company has a working capital deficiency and a capital deficiency at September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although the Company has nominal liabilities, future successful operations will be dependent upon successful implementation of its planned acquisition of eMod Systems, Inc., a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry and SkyPath Satellite Systems, Inc., a provider of free to guest television to the hotel industry. Management plans to complete

OXFORD MEDIA CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

both acquisitions in accordance with a letters of intent entered into by the Company.  Completion of the transaction and success in this venture is not assumed.

Fair Values of Financial Instruments - The amounts reported as accrued liabilities are considered to be reasonable approximations of their fair values. Management estimated the fair value estimates based on their near term nature.

Operating Expense Allocation – The Company’s parent, Mergence has sustained substantial operating losses since the acquisition of the Company.  These losses have been allocated equally between Mergence and its two wholly owned subsidiaries. The amount allocated for the three months and nine months ended September 30, 2004 and 2003 were $111,736 and $477, 536 and $227,000 and $685,000 respectively, and the total allocation since inception through September 30, 2004, amounted to approximately $12,567,000. Amounts allocated were accounted for as noncash capital contributions to the Company from Mergence.  Mergence charged no interest on balances for the allocation or intercompany accounts, but made the allocation for one-third of its operating expenses.

Basic and Diluted Loss Per Common Share - Basic income loss per common share is computed by dividing the income or loss by the weighted-average number of common shares outstanding during the period. There were no potentially issuable common shares under contracts at September 30, 2004 and, therefore, none were excluded from the calculations of diluted loss per common share.

Interim Unaudited Financial Information - The accompanying condensed financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included and consist only of normal recurring adjustments except as disclosed herein. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 2004.

These financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in connection with annual financial statements included in the Company's Form 10-SBA dated November 13, 2004.

Revenue Recognition – Revenue from DVD video encoding, compression and authoring and video-on-demand services was recognized when the product or services was completed, the products were transmitted or shipped to the customer and accepted by the customer.

New Accounting Standards - In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in accordance with APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company has applied the provisions of this standard to transactions occurring after December 31, 2002.  The adoption of this standard had no effect on the accompanying financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities. Statement No. 150 requires financial instruments that are mandatorily redeemable or that contain an obligation to repurchase the financial instrument be classified as liabilities. Statement No. 150 was effective July 1, 2003.  The adoption of this standard had no effect on the accompanying financial statements.

NOTE 2 - EQUIPMENT AND LONG-LIVED ASSETS

Equipment and long-lived assets are reviewed for impairment yearly.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company’s Property and Equipment is stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the 18 months to five years.

OXFORD MEDIA CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY

On February 22, 2004, the Company amended its Articles of Incorporation authorizing 10,000 shares of $0.01 par value Preferred Stock and increased its authorized number of its $0.01 par value Common Stock to 50,000,000 shares.  On July 29, 2004, the Board of Directors of the Company agreed to forward spilt the then outstanding 300 shares of common stock 600 to 1 to change the issued and outstanding stock of the Company to 1,800,000 shares. The accompanying financial statements have been restated for the effects of this change on a retroactive basis for all periods presented.

NOTE 4 – PURCHASE OF COMPANY BY MANAGEMENT

The Company had been a 100% subsidiary of Mergence since its formation on October 1, 1999.  On July 29, 2004, the Board of Directors of Mergence and the Company elected to forward split the 300 shares of common stock of the Company 600-to-1 resulting in 1,800,000 shares outstanding after the forward split, all of which were owned by Mergence.  Concurrently, the Board of Directors of Mergence elected to transfer 1,000,000 shares of the Company’s common stock to the management of the Company in exchange for the settlement of accrued compensation for services management previously rendered to Mergence valued at $60,000 ($0.06 per share) and to spin out the balance of the Company’s stock representing 800,000 shares to the Mergence shareholders of record on August 27, 2004.

However, on August 17, 2004, the purchase agreement relating to the Oxford shares was modified and the Company’s management agreed to purchase all of the 1,800,000 outstanding Oxford shares in exchange for $108,000 ($0.06 per share) of accrued compensation for services management previously rendered to Mergence. As part of the Agreement, the Company assumed certain liabilities of Mergence totaling $125,319.  The purchase agreement was accounted for as a transaction between entities under common control, accrued compensation settled by Oxford’s management was transferred to paid-in capital of Oxford and, on August 17, 2004 after the spin off, Oxford had $73,285 of assets and $211,045 of liabilities, which were recorded at their historical cost.

Further the Buyers agreed that the Company will issue 800,000 newly issued shares of its common stock to the Mergence Corporation shareholders pro-rata from a list provided by Mergence and that prior to such issuance, Oxford will file with the Securities and Exchange Commission, pursuant to the Securities Act of 1933, a registration statement covering the shares.  The issuance shall be made by the Company when and if the registration statement has been declared effective by the Securities and Exchange Commission.  The Company intends to prepare and file a registration statement on Form SB-2 as soon as possible, at the Company’s cost, in order to make the share issuance in accordance with the Securities Act of 1933.   In addition, the new Board of Directors of the Company entered into certain employment agreements whereby the Company issued 760,000 shares of its common stock upon execution of the employment agreements.  In August 2004 the Company issued an additional 230,000 shares to a consultant for cancellation of indebtness of $13,800.  In September 2004, the Company issued 185,000 shares for cash.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the financial statements and notes thereto found elsewhere herein. The discussion assumes that the reader is familiar with or has access to the Company's financial statements for the year ended December 31, 2003 found in the Company's Form 10-SBA dated November 13, 2004.

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has incurred losses from operations and negative cash flows.

The Company had been a 100% subsidiary of Mergence since its formation on October 1, 1999.  On July 29 2004, the Board of Directors of Mergence and the Company elected to forward spilt the 300 shares of common stock of the Company  600:1 resulting in 1,800,000 outstanding.  Concurrently, the Board of Directors of Mergence elected to sell 1,000,000 shares of its the Company’s common stock to new management of the Company’s compensation for services previously rendered to Mergence valued at $60,000 ($0.06 per share) and spin out the balance of the Company’s stock representing 800,000 shares to its shareholders of record on August 27, 2004. On August 17, 2004, the purchase agreement of the Oxford shares was modified and the Company’s management agreed to purchase all outstanding shares owned by Mergence, for a total of $ 108,000 ($0.06 per share). As part of the Agreement, the Company assumed certain liabilities of the Mergence totaling $125,319.  Further the Buyers agreed that the Company will issue 800,000 newly issued shares of its common stock to Mergence Corporation shareholders pro-rata from a list provided by Mergence and that prior to such issuance, will file with the Securities and Exchange Commission, pursuant to the Securities Act of 1933, a registration statement covering the shares.  The issuance shall be made by the Company when and if the registration statement shall have been declared effective by the Securities and Exchange Commission.  The Company intends to prepare and file a registration statement on Form SB-2 as soon as possible, at the Company’s cost, in order to make the share issuance in accordance with the Securities Act of 1933.   In addition, the new Board of Directors of the Company entered into certain employment agreements whereby the Company issued 760,000 shares of its common stock upon execution of the employment agreements.  In August 2004 the Company issued an additional 230,000 shares to a consultant for cancellation of indebtness of $13,800.  In September 2004, the Company sold 185,000 shares for cash.

The primary operations have consisted of raising capital, acquiring businesses, developing and marketing video-on-demand services and video streaming through the Internet, hotel pay per view systems and DVD video encoding, compression and authoring. The Company had curtailed these activities due to a lack of financial resources.  The Company is now in the process of acquiring digital video on demand companies and has entered into letters of intent on to acquire eMod Systems, Inc., a digital solutions company concentrating on the secure high quality distribution of digital video content to the hotel industry, and SkyPath Satellite Systems, Inc. a provider of free to guest television to the hotel industry.

The Company had a net loss of $316,743 for the three months ended September 30, 2004 compared with a net loss of $ 227,473 for the same period in the previous year. The Company had net loss of $682,544 for the nine months ended September 30, 2004 as compared with a net loss of $2686,273 for the comparable period of the prior year. Operating expenses for the three months ended September 30, 2004 and 2003 included allocations from the Company’s former Parent company of $111,736 and $227,000 respectively.  Operating expenses for the nine months ended September 30, 2004 and 2003included allocations from the Company’s former Parent company of $477,536 and $685,000 respectively

The Company incurred stock based compensation expense of $45,600 for the three and nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company raised $185,000 in the sale of common stock in the three months ended September 30, 2004 and had an asset value of $113,858 as of September 30, 2004.   The Company’s management was the same as Mergence’s and the appropriate cost was allocated to the Company.  The Company now intends to raise capital of approximately $1 million through a private placement and has begun this process.  The Company anticipates later raising additional capital of $3 million to $5 million in conjunction with a future offering.  The Company anticipates that the acquisition of both eMod and SkyPath will be completed in the 4th quarter of 2004 and the need for additional capital will increase accordingly.

At September 30, 2004 the Company had negative working capital of $191,508.

Risk Factors

Statements regarding the Company's plans, expectations, beliefs, intentions as to future sales of software, future capital resources and other forward- looking statements presented in this Form 10-QSB constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not differ materially from expectations. Investors are cautioned not to ascribe undue weight to such statements. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) sales of the Company's software which may not rise to the level of profitability; (ii) due to the rapidly changing and intensely competitive nature of the industry, competitors may introduce new products with significant competitive advantages over the Company's products; (iii) the Company may not have sufficient resources, including any future financing it is able to obtain, to sustain marketing and other operations; (iv) the Company may be unable to attract and retain sufficient management and technical expertise, or may lose key employees; (v) the Company's contractual or legal efforts to protect its confidential information or intellectual property may be inadequate or ineffective to provide protection, and the Company may be unable financially to pursue legal remedies that may be available; (vi) the Company's selection, due diligence, execution, and integration of acquisitions may not prove effective or reasonable; (vii) the Company may suffer from other technical or communications problems, such as power outages, system failures, system crashes, or hacking; and (viii) the Company may be subjected to unknown risks and uncertainties, or be unable to assess risks and uncertainties as may exist.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Litigation  - None

Item 2 - Changes in Securities:

We issued the following shares without registration under the Securities Act during the following periods:

760,000 shares were issued upon execution of employment contracts in August 2004

230,000 shares were issued for cancellation of indebtness of $13,800.

185,000 shares were issued for cash in the amount of $185,000 in September 2004.

b) Reports on Form 8-K

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

 (b) Reports on Form 8-K

After the period covered by this report the Company filed the following report on Form 8-K on November 3, 2004:

Section 2 - Financial Information

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (b) Reports on Form 8-K

During the period covered by this report the Company filed the following reports on Form 8-K:

Form 8-K filed November 3, 2004

FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

c)

Exhibits

Exhibit Number                             Description

3.1       (1)                                    Certificate of Incorporation

3.2       (1)                                    Certificate of Amendment of Certificate of Incorporation

3.3       (1)                                    By-Laws

3.4      (1)                                     Specimen of Stock Certificate

3.5      (1)                                    Agreement and Plan of Reorganization

2.1

     (2)                                   Letter of Intent dated July 19, 2004 between the Registrant and

                                                    SkyPath Satellite Systems, Inc, a Texas Corporation

2.2

      (2)                                   Letter of Intent dated August 27, 2004 between the Registrant and

                                                     eMod Systems, Inc., a Delaware Corporation

3.1

      (2)                                  Purchase Agreement dated August 2, 2004 among Mergence

                                                    Corporation, Thomas C. Hemingway, T. Richard Hutt, and David P.

                                                     Noyes

3.2         (2)                                  Agreement dated August 17, 2004 among the Registrant, Mergence

                                                    Corporation, Thomas C. Hemingway, T. Richard Hutt, and

                                                    David P. Noyes

10.1       (2)                                  Executive Employment Agreement dated August 17, 2004 between the

                                                    Registrant and Thomas Hemingway

10.2      (2)                                  Executive Employment Agreement dated August 17, 2004 between the

                                                    Registrant and Herbert L. Presley

10.3       (2)                                 Executive Employment Agreement dated August 17, 2004 between the

                                                    Registrant and David P. Noyes

10.4       (2)                                 Executive Employment Agreement dated August 17, 2004 between the

                                                    Registrant and  T. Richard Hutt

31.1                                            Certification of Chief Executive Officer pursuant to Section

                                                   302 of the Sarbanes-Oxley Act of 2002.

31.2                                           Certification of Chief Financial Officer pursuant to Section

                                                  302 of the Sarbanes-Oxley Act of 2002.

32.1                                           Certification of Chief Executive Officer of Periodic Financial

                                                  Reports pursuant to Section 906 of the Sarbanes-Oxley Act of

                                                  2 002, 18 U.S.C. Section 1350.

32.2                                          Certification of Chief Financial Officer of Periodic Financial

                                                 Reports pursuant to Section 906 of the Sarbanes-Oxley Act of

                                                 2002, 18 U.S.C. Section 1350.

(1)  Incorporated by reference to the like-numbered exhibit to the Company's Form 10 SB/A filed July 13, 2004

(2)  Incorporated by reference to the like-numbered exhibit to the Company's Form 8-K filed November 3, 2004.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD MEDIA CORP.

Date: November 12, 2004 By: /s/ David P. Noyes --------------------------------- David P. Noyes Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)